Form 10-Q
period 2021-03-31
Decarbonization Plus Acquisition Corp II
filed 2021-05-28
CIK 1836154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Decarbonization Plus Acquisition Corporation II

(Exact name of registrant as specified in its charter)

Delaware	001-40000	85-4197795
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2744 Sand Hill Road, Suite 100 Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(212) 993-0076

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 28, 2021, 40,250,000 shares of Class A common stock, par value $0.0001 per share, and 10,062,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Decarbonization Plus Acquisition Corporation II

BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS:
Current Assets:
Cash	$868,493	$325,000
Total Current Assets	868,493	325,000
Cash equivalent held in Trust Account	402,503,369	-
Prepaid insurance	1,234,505	-
Deferred offering costs	-	164,788
Total assets	$404,606,367	$489,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - offering costs (affiliate)	$-	$117,288
Accounts payable - affiliate	199,312	973
Accrued expenses	2,983,750	-
Sponsor note payable	-	300,000
Accrued offering expenses	437,500	47,500
Total current liabilities	3,620,562	465,761
Warrant liabilities	31,214,501	-
Deferred underwriting fee payable	14,087,500	-
Total liabilities	$48,922,563	$465,761

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, 35,068,380 shares at $10.00 per share at March 31, 2021	350,683,800	-
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 5,181,620 and 0 shares, respectively, issued and outstanding (excluding 35,068,380 and 0 shares, respectively, subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	518	-
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 10,062,500 shares issued and outstanding(1)	1,006	1,006
Additional paid-in capital	12,099,594	23,994
Retained earnings (accumulated deficit)	(7,101,114)	(973)
Total stockholders' equity	5,000,004	24,027
Total liabilities and stockholders' equity	$404,606,367	$489,788

(1)   On January 14, 2021, the Company effected a stock dividend with respect to its Class B common stock of

4,312,500 shares thereof, resulting in the Sponsor holding an aggregate of 10,062,500 shares of Class B common stock. All share and per-share amounts have been retroactively adjusted.

                                  The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

UNAUDITED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Operating expenses:
General and administrative expenses	$3,890,053
Loss from operations	(3,890,053)

Other income:
Interest earned on marketable securities held in Trust Account	3,369
Offering costs allocated to warrant liabilities	(1,048,296)
Change in fair value of warrant liabilities	(2,165,161)

Net loss	(7,100,141)

Weighted average number of Class A redeemable common stock, basic and diluted	23,064,607

Basic and diluted net income per common share, Class A redeemable common stock	$ 0.00

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	10,062,500

Basic and diluted net loss per common share, Class B non-redeemable common stock	$(0.71)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	-	-	10,062,500	1,006	23,994	(973)	24,027
Sale of Class A Common Stock to Public, net of underwriting discounts and initial classification of warrant liabilities	40,250,000	4,025	-	-	362,891,764	-	362,895,789
Offering costs	-	-	-	-	(651,538)		(651,538)
Excess of proceeds over the fair value of Private Placement Warrants	-	-	-	-	515,667	-	515,667
Class A common stock subject to possible redemption	(35,068,380)	(3,507)	-	-	(350,680,293)	-	(350,683,800)
Net loss	-	-	-	-	-	(7,100,141)	(7,100,141)
Balance as of March 31, 2021	5,181,620	$518	10,062,500	$1,006	$12,099,594	$(7,101,114)	$5,000,004

(1) On January 14, 2021, the Company effected a stock dividend with respect to its Class B common stock of

4,312,500 shares thereof, resulting in the Sponsor holding an aggregate of 10,062,500 shares of Class B common stock. All share and per-share amounts have been retroactively adjusted.

   The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash flow from operating activities:
Net loss	(7,100,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	2,165,161
Offering costs allocated to warrant liabilities	1,048,296
Interest earned on marketable securities held in Trust Account	(3,369)
Changes in operating assets and liabilities:
Deferred offering costs	164,788
Accounts payable	81,051
Accrued expenses	3,373,750
Prepaid expenses	(1,234,505)
Net cash used in operating activities	(1,504,969)

Cash flows from investing activities:
Cash deposited into Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	394,450,000
Proceeds from sale of Private Placement Warrants	11,050,000
Payment of offering costs	(651,538)
Payment of sponsor note	(300,000)
Net cash provided by financing activities	404,548,462

Net increase in cash	543,493
Cash at beginning of period	325,000
Cash at end of period	$868,493

Supplemental disclosure of non-cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$356,735,620
Change in initial value of Class A common stock subject to possible redemption	(6,051,820)
Accrued offering costs	$437,500

The accompanying notes are an integral part of these financial statements.

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

At March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on February 3, 2021. On February 8, 2021, the Company consummated the Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the exercise in full of the underwriters’ option to purchase an additional 5,250,000 Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $402,500,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 7,366,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Decarbonization Plus Acquisition Sponsor II LLC (the “Sponsor”) and certain of the Company’s independent directors, generating gross proceeds of $11,050,000, which is described in Note 5.

Transaction costs amounted to $22,789,038, consisting of $8,050,000 of underwriting fees, $14,087,500 of deferred underwriting fees and $651,538 of other offering costs. In addition, at March 31, 2021, cash of $868,493 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Note 1 — Description of Organization and Business Operations (cont.)

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but net of any taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Note 1 — Description of Organization and Business Operations (cont.)

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors and an affiliate of the Company’s chief executive officer have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Going Concern and Liquidity

As of March 31, 2021, the Company had a cash balance of $0.9 million, but the Company has access to working capital loans from the Sponsor, which is described in Note 5, to partially cover the working capital deficit of $2.7 million as of March 31, 2021. This excludes interest income of approximately $3,369 from the Company’s investment in the Trust Account which is available to the Company for tax obligations. Through March 31, 2021, the Company has not withdrawn any interest income from the Trust Account to pay its income and franchise taxes.

Until the consummation of an Initial Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Note 1 — Description of Organization and Business Operations (cont.)

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, which is described in Note 5, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and one year from the date of issuance of these financial statements.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Correction of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 13,416,667 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its Initial Public Offering and (ii) the 7,366,667 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

In accordance with ASC Subtopic 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A common stock included in the Units to the proceeds raised.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of February 8, 2021
Warrant liabilities	$—	$29,049,340	$29,049,340
Total liabilities	14,584,583	29,049,340	43,633,923
Class A common stock subject to possible redemption	385,784,960	(29,049,340)	356,735,620
Class A common stock	167	290	457
Additional paid-in capital	4,999,829	1,048,006	6,047,835
Retained earnings (accumulated deficit)	(993)	(1,048,296)	(1,049,289)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares (as defined below) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Note 3 — Summary of Significant Accounting Policies (cont.)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A Redeemable Common Stock
Numerator: Earnings allocable to Class A Redeemable Common Stock
Interest Income	$3,369
Franchise Taxes	(499)
Redeemable Net Income	$2,870
Denominator: Weighted Average Class A Redeemable Common Stock
Class A Redeemable Common Stock, Basic and Diluted	23,064,607
Income/Basic and Diluted Class A Redeemable Common Stock	$0.00

Class B Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Income
Net Loss	$(7,100,141)
Redeemable Net Income	2,870
Non-Redeemable Net Loss	$(7,097,271)
Denominator: Weighted Average Class B Non- Redeemable Common Stock
Class B Non-Redeemable Common Stock, Basic and Diluted	10,062,500
Loss/Basic and Diluted Class B Non-Redeemable Common Stock	$(0.71)

Note: As of March 31, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Note 3 — Summary of Significant Accounting Policies (cont.)

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period, and utilizes a Black-Scholes model to value the Private Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations (see Note 8).

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 8 for additional information on assets and liabilities measured at fair value.

Note 3 — Summary of Significant Accounting Policies (cont.)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Cash and cash equivalents

Cash includes amounts held at banks with an original maturity of less than three months. As of March 31, 2021, and December 31, 2020, the Company held $868,493 and $325,000, respectively, in cash. Additionally, as of March 31, 2021 and December 31, 2020, the Company held cash equivalents of $402,503,369 and $0, respectively, in the Trust Account.

Common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 35,068,380 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $22,789,038 upon the completion of the Initial Public Offering.

The Company complies with the requirements of ASC 852-10. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company recorded $21,740,742 of offering costs as a reduction of equity in connection with the Public Shares included in the Units. The Company immediately expensed $1,048,296 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.

As of March 31, 2021 and December 31, 2020, the Company had $0 and $164,788, respectively, of deferred offering costs on the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The deferred tax assets are de minimus after accounting for the net effect of the valuation allowance.

Note 3 — Summary of Significant Accounting Policies (cont.)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets and provision for income taxes were deemed to be de minimis as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 40,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5 — Related Party Transactions

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

Note 5 — Related Party Transactions (cont.)

The Company’s initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

       Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain of the Company’s independent directors purchased an aggregate of 7,366,667 Private Placement Warrants, including 700,000 additional Private Placement Warrants to cover over-allotments, at a price of $1.50 per whole Warrant or $11,050,000 in the aggregate (see Note 3 for further information regarding the accounting treatment of the Private Placement Warrants).

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

Registration Rights

Pursuant to a Registration Rights Agreement entered into on February 3, 2021, the holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On December 8, 2020, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 6, 2021 or the completion of the Initial Public Offering (the “Maturity Date”). On December 22, 2020, the Company drew down $300,000 on this Note. On February 4, 2021, the Company paid back the Sponsor for the full amount of the outstanding Note.

As of March 31, 2021, the Company owed the Sponsor $0.2 million for additional expenses paid on its behalf.

Note 5 — Related Party Transactions (cont.)

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company paid $18,571 of monthly fees to the affiliate of the Sponsor, which were outstanding at March 31, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2021, and December 31, 2020 the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,087,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

The Company is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2021, and December 31, 2020, there were 40,250,000 and 0 shares, respectively, of Class A common stock issued and outstanding, of which 35,068,380 and 0 shares, respectively, were subject to possible redemption. At March 31, 2021 and December 31, 2020, there were 10,062,500  shares of Class B common stock issued and outstanding.

Note 7 — Stockholders’ Equity (cont.)

The Sponsor agreed to forfeit up to an aggregate of 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On February 4, 2021, the underwriters fully exercised their over-allotment option; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, and December 31, 2020 there were no shares of preferred stock issued or outstanding.

Warrants

Each whole warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation, as described in the Company’s Initial Public Offering prospectus. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

Each whole warrant is exercisable to purchase one share of the Company’s Class A common stock and only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

The exercise price of each warrant is $11.50 per share, subject to adjustment as described herein. In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

The warrants will become exercisable on the later of:

●	30 days after the completion of the initial business combination or,

●	12 months from the closing of the offering;

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

Note 7 — Stockholders’ Equity (cont.)

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of its initial business combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the trust account.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the private placement warrants):

●	In whole and not in part;

●	At a price of $0.01 per warrant;

●	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

●

if, and only if, the last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrantholders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by us, we may exercise our redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Except as described below, none of the private placement warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described below with respect to the Private Placement Warrants):

●	in whole and not in part;

Note 7 — Stockholders’ Equity (cont.)

●

at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to the table set forth under “Description of Securities — Warrants — Public Stockholders’ Warrants” based on the redemption date and the “fair market value” of our Class A common stock (as defined below) except as otherwise described in “Description of Securities — Warrants — Public Stockholders’ Warrants”;

●	upon a minimum of 30 days’ prior written notice of redemption;

●

if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders; and

●

if the last sale price of the Company’s Class A common stock on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding warrants, as described above.

The “fair market value” of the Company’s Class A common stock shall mean the average reported last sale price of the Company’s Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants.

No fractional shares of Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of shares of Class A common stock to be issued to the holder.

As of March 31, 2021, there were 13,416,667 Public Warrants and 7,366,667 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on its balance sheet in accordance with the guidance contained in ASC 815-40.

The warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of warrant liabilities of $2,165,161 within change in fair value of warrant liabilities in the Statement of Operations during the period ended March 31, 2021.

Note 8 — Fair Value Measurements

At March 31, 2021, assets held in the Trust Account were comprised of $402,503,369 in money market funds which are invested in U.S. Treasury Securities. Through March 31, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay its franchise and income tax obligations.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in   pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$402,503,369	$402,503,369	$-	$-
Liabilities:
Warrant liability – Public Warrants	$19,722,500	$19,722,500	$-	$-
Warrant liability – Private Placement Warrants	$11,492,001	$-	$-	$11,492,001

The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period, and utilizes a Black-Scholes model to value the Private Placement Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Note 8 — Fair Value Measurements (cont.)

The significant unobservable inputs used in the Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering and the Black-Scholes model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	As of February 8, 2021 (Initial Measurement)	As of March 31, 2021
Stock price	$9.54	$9.57
Strike price	$11.50	$11.50
Term (in years)	6.06	5.92
Volatility	23.1%	23.7%
Risk-free rate	0.65%	1.14%
Dividend yield	-%	-%
Fair value of warrants	$ 1.38 - 1.43	$1.56

The following table provides a summary of the changes in fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Level 3 Warrant Liabilities
Initial measurement at February 8, 2021	$10,534,340	$18,515,000	$29,049,340
Change in valuation inputs or other assumptions	957,661	1,207,500	2,165,161
Transfer to Level 1	—	(19,722,500)	(19,722,500)
Fair value as of March 31, 2021	$11,492,001	$—	$11,492,001

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement on March 31, 2021 was $19,722,500.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through the date these financial statements were available to be issued. All subsequent events required to be disclosed are included in these financial statements.

On May 25, 2021, the Company, Tritium Holdings Pty Ltd, an Australian proprietary company limited by shares (“Tritium”), Tritium DCFC Limited, an Australian public company limited by shares (“NewCo”) and Hulk Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub”), entered into a Business Combination Agreement (the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company, Newco, Tritium and all existing shareholders of Tritium will enter into a share transfer agreement pursuant to which the holders of all of the shares in the capital of Tritium (“Tritium Shares”) will transfer their Tritium Shares to NewCo in exchange for an aggregate of 120,000,000 fully paid ordinary shares in the capital of NewCo valued at $10.00 per share (“NewCo Ordinary Shares”) to be issued simultaneously with the issuance of NewCo Ordinary Shares in connection with the Merger (as defined below) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of NewCo (the “Merger”). In connection with the Merger, (i) each holder of Warrants will receive in exchange an equal number of warrants to purchase NewCo Ordinary Shares and (ii) each holder of Public Shares and Founder Shares will receive in exchange an equal number of NewCo Ordinary Shares. The Business Combination is subject to the satisfaction or waiver of certain conditions stated in the definitive documentation, including the approval by the Company’s stockholders and the waiver or expiration of a Tritium shareholder’s right to acquire Tritium under the shareholder’s deed in relation to Tritium.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Decarbonization Plus Acquisition Corporation II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1. of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Decarbonization Plus Acquisition Sponsor II LLC, a Delaware limited liability company (“Sponsor”) and an affiliate of Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates (“Riverstone”). Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Riverstone platform to identify, acquire and operate a business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the objectives of global decarbonization. This includes the energy and agriculture, industrials, transportation and commercial and residential sectors.

The Registration Statement for our initial public offering was declared effective on February 3, 2021 (the “Public Offering”). On February 8, 2021, (the “Closing Date”) we consummated the Public Offering of 40,250,000 units (the “Units”), including Over-allotment Units, as described below, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring transaction costs of approximately $22.8 million, consisting of $8.05 million of underwriting fees, $14.1 million of deferred underwriting fees and approximately $0.65 million of other offering costs.

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

Simultaneously with the closing of the Public Offering, we consummated the sale (the “Private Placement”) of 7,366,667 private placement warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor and our independent directors, generating gross proceeds of $11.05 million.

Approximately $402.5 million of the net proceeds of the Public Offering (including Over-allotment Units) were deposited into a U.S. based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16)

of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

If we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, or February 8, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On May 25, 2021, the Company, Tritium Holdings Pty Ltd, an Australian proprietary company limited by shares (“Tritium”), Tritium DCFC Limited, an Australian public company limited by shares (“NewCo”) and Hulk Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub”), entered into a Business Combination Agreement (the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company, Newco, Tritium and all existing shareholders of Tritium will enter into a share transfer agreement pursuant to which the holders of all of the shares in the capital of Tritium (“Tritium Shares”) will transfer their Tritium Shares to NewCo in exchange for an aggregate of 120,000,000 fully paid ordinary shares in the capital of NewCo valued at $10.00 per share (“NewCo Ordinary Shares”) to be issued simultaneously with the issuance of NewCo Ordinary Shares in connection with the Merger (as defined below) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of NewCo (the “Merger”). In connection with the Merger, (i) each holder of Warrants will receive in exchange an equal number of warrants to purchase NewCo Ordinary Shares and (ii) each holder of Public Shares and Founder Shares will receive in exchange an equal number of NewCo Ordinary Shares. The Business Combination is subject to the satisfaction or waiver of certain conditions stated in the definitive documentation, including the approval by the Company’s stockholders and the waiver or expiration of a Tritium shareholder’s right to acquire Tritium under the shareholder’s deed in relation to Tritium.

Results of Operations

Our only activities from inception through March 31, 2021 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended March 31, 2021, we had a net loss of approximately $7.1 million, which consisted of approximately $3.9 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $1.0 million of offering costs allocated to warrant liabilities and $2.2 million due to the change in the fair value of warrant liabilities, offset by interest earned on marketable securities held in the Trust Account of $3,369.

Liquidity and Capital Resources

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of Class B common stock (the “Founder Shares”) to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). On December 22, 2020, we drew down $300,000 on the Note. We repaid the Note in full to our Sponsor on February 4, 2021. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $1.1 million from the Private Placement held outside of the Trust Account.

In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of March 31, 2021, there were no amounts outstanding under any working capital loans.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $18,571 for the three months ended March 31, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

As of March 31, 2021, we recorded an aggregate of approximately $18,571 in related party accrued expenses.

Critical Accounting Policies

Basis of Presentation

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Common stock subject to possible redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Impact of COVID-19

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021, due to issues related to the accounting for the Company’s warrants, as described below. Management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances leading to the revision of the financial statements were not yet identified.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity, in accordance with ASC 815. Since issuance on February 8, 2021, the Company’s warrants, which includes (i) 13,416,667 redeemable warrants included as a part of the Units issued by the Company in the Public Offering (the “Public Warrants”) and (ii) 7,366,667 Private Placement Warrants (together with the Public Warrants, the “Warrants”), were accounted for as equity within the Company’s financial statements.

After consideration of the guidance in the SEC Staff Statement, the Company concluded that the Warrants should be accounted for as a liability and measured at fair value with changes in fair value for each period reported in the Company’s statement of operations. The Company has reflected this revision as a correction in the Company’s financial statements as of and for the three month period ended March 31, 2021. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021 (“2020 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2020 Annual Report, except as described below.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings (see Note 2).

As a result, included on our balance sheet as of March 31, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.
Exhibit Number	Description
2.1

Business Combination Agreement, dated as of May 25, 2021, by and among Decarbonization Plus Acquisition Corporation II, Tritium Holdings Pty Ltd, Tritium DCFC Limited and Hulk Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on May 26, 2021)

3.1

Amended and Restated Certificate of Incorporation of Decarbonization Plus Acquisition Corporation II (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on February 9, 2021)

3.2

Bylaws of Decarbonization Plus Acquisition Corporation II (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-251980) filed with the SEC on January 8, 2021)

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

4.4

Warrant Agreement, dated February 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on February 9, 2021)

10.1

Sponsor Support Agreement, dated as of May  25, 2021, by and among Decarbonization Plus Acquisition Sponsor II, LLC, Decarbonization Plus Acquisition Corporation II, Tritium DCFC Limited and Tritium Holdings Pty Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on May 26, 2021)

10.2

Commitment Agreement, dated as of May 25, 2021, by and among Decarbonization Plus Acquisition Corporation II, Tritium DCFC Limited and certain shareholders of Tritium Holdings Pty Ltd (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on May 26, 2021)

10.3

Termination Fee Side Letter, dated as of May 25, 2021, by and among Decarbonization Plus Acquisition Corporation II and certain shareholders of Tritium Holdings Pty Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on May 26, 2021)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

Date: May 28, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)