Form 10-Q
period 2021-06-30
Decarbonization Plus Acquisition Corp II
filed 2021-08-18
CIK 1836154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 40,250,000 shares of Class A common stock, par value $0.0001 per share, and 10,062,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Decarbonization Plus Acquisition Corporation II

BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash	$-	$325,000
Prepaid insurance	674,418	-
Total Current Assets	674,418	325,000
Investments held in Trust Account	402,509,382	-
Prepaid insurance	393,411	-
Deferred offering costs	-	164,788
Total assets	$403,577,211	$489,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - offering costs (affiliate)	$-	$117,288
Accounts payable - affiliate	290,391	973
Accrued expenses	2,983,750	-
Accounts payable - franchise tax	77,808	-
Sponsor note payable	-	300,000
Accrued offering expenses	437,500	47,500
Total current liabilities	3,789,449	465,761
Warrant liabilities	30,712,001	-
Deferred underwriting fee payable	14,087,500	-
Total liabilities	$48,588,950	$465,761

Class A common stock subject to possible redemption, 34,998,826 shares at $10.00 per share at June 30, 2021	349,988,257	-
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 5,251,174 and 0 shares, respectively, issued and outstanding (excluding 34,998,826 and 0 shares, respectively, subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	525	-
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	12,795,130	23,994
Accumulated deficit	(7,796,657)	(973)
Total stockholders' equity	5,000,004	24,027
Total liabilities and stockholders' equity	$403,577,211	$489,788

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2021
Operating expenses:
General and administrative expenses	$1,126,247	$5,016,301
Franchise tax expense	77,808	77,808
Loss from operations	(1,204,055)	(5,094,109)

Other income (expense):
Interest earned on investments held in Trust Account	6,012	9,382
Offering costs allocated to warrant liabilities	-	(1,048,296)
Change in fair value of warrant liabilities	502,500	(1,662,661)

Net loss	(695,543)	(7,795,684)

Weighted average number of shares of Class A redeemable common stock, basic and diluted	40,250,000	40,250,000

Income/Basic and diluted Class A redeemable common stock	$0.00	$0.00

Weighted average number of shares of Class B non-redeemable common stock, basic and diluted	10,062,500	10,062,500

Loss/Basic and diluted Class B non-redeemable common stock	$(0.08)	$(0.78)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	-	-	10,062,500	1,006	23,994	(973)	24,027
Sale of Class A Common Stock to Public, net of underwriting discounts and initial classification of warrant liabilities	40,250,000	4,025	-	-	362,891,764	-	362,895,789
Offering costs	-	-	-	-	(651,538)		(651,538)
Excess of proceeds over the fair value of Private Placement Warrants	-	-	-	-	515,667	-	515,667
Class A common stock subject to possible redemption	(35,068,380)	(3,507)	-	-	(350,680,293)	-	(350,683,800)
Net loss	-	-	-	-	-	(7,100,141)	(7,100,141)
Balance as of March 31, 2021	5,181,620	$518	10,062,500	1,006	$12,099,594	$(7,101,114)	$5,000,004
Net loss	-	-	-	-	-	(695,543)	(695,543)
Class A common stock Subject to possible Redemption	69,554	7	-	-	695,536	-	695,543
Balance as of June 30, 2021 (unaudited)	5,251,174	$525	10,062,500	$1,006	$12,795,130	$(7,796,657)	$5,000,004

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash flow from operating activities:
Net loss	(7,795,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,662,661
Offering costs allocated to warrant liabilities	1,048,296
Interest earned on investments held in Trust Account	(9,382)
Changes in operating assets and liabilities:
Accounts payable	289,418
Franchise tax payable	77,808
Accrued expenses	2,983,750
Prepaid insurance	(1,067,829)
Net cash used in operating activities	(2,810,962)

Cash flows from investing activities:
Cash deposited into Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	394,450,000
Proceeds from sale of Private Placement Warrants	11,050,000
Payment of offering costs	(214,038)
Payment of sponsor note	(300,000)
Net cash provided by financing activities	404,985,962

Net decrease in cash	(325,000)
Cash at beginning of period	325,000
Cash at end of period	$-

Supplemental disclosure of non-cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$356,735,620
Change in initial value of Class A common stock subject to possible redemption	6,747,363
Accrued offering costs	$437,500

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

At June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern and Liquidity

As of June 30, 2021, the Company had a cash balance of $0, but the Company has access to working capital loans from the Sponsor, which is described in Note 4, to partially cover the working capital deficit of $3.1 million as of June 30, 2021. This excludes interest income of approximately $9,382 from the Company’s investment in the Trust Account which is available to the Company for tax obligations. Through June 30, 2021, the Company has not withdrawn any interest income from the Trust Account to pay its income and franchise taxes.

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, which is described in Note 4, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and one year from the date of issuance of these financial statements.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. Since the exercise of warrants are contingent upon the occurrence of future events, comparative in relation to stock price, diluted loss per common share is the same as basic loss per common share for the period.

The Company’s statement of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net loss per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, less any franchise taxes, by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares (as defined below) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2021
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	6,012	9,382
Franchise Taxes	(6,012)	(9,382)
Net Income	-	-
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	40,250,000	40,250,000
Income/Basic and Diluted Redeemable Common Stock	-	-
Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Income (Loss)	(695,543)	(7,795,684)
Redeemable Net Earnings	-	-
Non-Redeemable Net Loss	(695,543)	(7,795,684)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	10,062,500	10,062,500
Loss/Basic and Diluted Non-Redeemable Common Stock	(0.08)	(0.78)

Note: As of June 30, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480 and 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”) ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

One of the significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Warrant liabilities are held by the Company as issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Given that these instruments are categorized as a Level 3, the changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations given the application of an appropriate estimate.

Cash and cash equivalents

Cash includes amounts held at banks with an original maturity of less than six months. As of June 30, 2021, and December 31, 2020, the Company held $0 and $325,000, respectively, in cash.

Common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 34,998,826 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

As of June 30, 2021 and December 31, 2020, the Company had $0 and $164,788, respectively, of deferred offering costs on the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The deferred tax assets are de minimus.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets and provision for income taxes were deemed to be de minimis as of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021.

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 4 — Related Party Transactions (cont.)

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

Related Party Loans

On December 8, 2020, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 6, 2021 or the completion of the Initial Public Offering (the “Maturity Date”). On December 22, 2020, the Company drew down $300,000 on this Note. On February 4, 2021, the Company paid back the Sponsor for the full amount of the outstanding Note, and this facility is no longer available to the Company.

As of June 30, 2021, the Company owed the Sponsor $290,391 for additional expenses paid on its behalf.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 4 — Related Party Transactions (cont.)

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2021, the Company incurred $48,571 of monthly fees to the affiliate of the Sponsor, which were outstanding at June 30, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2021, and December 31, 2020 the Company had no borrowings under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,087,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On May 25, 2021, the Company, Tritium Holdings Pty Ltd, an Australian proprietary company limited by shares (“Tritium”), Tritium DCFC Limited, an Australian public company limited by shares (“NewCo”) and Hulk Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company, Newco, Tritium and all existing shareholders of Tritium will enter into a share transfer agreement (the “Share Transfer Agreement”) pursuant to which the holders of all of the shares in the capital of Tritium (“Tritium Shares”) will transfer their Tritium Shares to NewCo in exchange for an aggregate of 120,000,000 fully paid ordinary shares in the capital of NewCo valued at $10.00 per share (“NewCo Ordinary Shares”) to be issued simultaneously with the issuance of NewCo Ordinary Shares in connection with the Merger (as defined below) (the “Share Transfer”) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of NewCo (the “Merger”). In connection with the Merger, (i) each holder of warrants to purchase shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), will receive in exchange an equal number of warrants to purchase NewCo Ordinary Shares and (ii) each holder of Class A Common Stock will receive in exchange an equal number of NewCo Ordinary Shares. Please see the Form 8-K filed with the SEC on May 26, 2021 for additional information.

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 6 — Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2021, and December 31, 2020, there were 40,250,000 and 0 shares, respectively, of Class A common stock issued and outstanding, of which 34,998,826 and 0 shares, respectively, were subject to possible redemption. At June 30, 2021 and December 31, 2020, there were 10,062,500  shares of Class B common stock issued and outstanding.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 6 — Stockholders’ Equity (cont.)

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, and December 31, 2020 there were no shares of preferred stock issued or outstanding.

Note 7 — Warrants

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 7 — Warrants (cont.)

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 7 — Warrants (cont.)

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

As of June 30, 2021, there were 13,416,667 Public Warrants and 7,366,667 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on its balance sheet in accordance with the guidance contained in ASC 815-40.

The warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of warrant liabilities of $(1,662,661) within change in fair value of warrant liabilities in the Statement of Operations during the six month period ended June 30, 2021.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

At June 30, 2021, assets held in the Trust Account were comprised of $402,509,382 in money market funds which are invested in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay its franchise and income tax obligations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Cash equivalents held in Trust Account – U.S. Treasury Securities Money Market Fund	$402,509,382	$402,509,382	-	$-
Liabilities:
Warrant liability – Public Warrants	$19,588,334	$19,588,334	$-	$-
Warrant liability – Private Placement Warrants	$11,123,667	$-	$-	$11,123,667

The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period, and utilizes a Black-Scholes model to value the Private Placement Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements (cont.)

The significant unobservable inputs used in the Monte Carlo simulation model to value the Public Warrant liabilities as of June 30, 2021, however the Public Warrants are not tradable on the market and classified as a Level 1, and the Black-Scholes model to measure the Private Warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

As of June 30, 2021
Stock price	$9.87
Strike price	$11.50
Term (in years)	5.30
Volatility	21.2%
Risk-free rate	0.92%
Dividend yield	-%
Fair value of warrants	$1.51
$1.46 - 1.51

The following table provides a summary of the changes in fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of December 31, 2020	$-	$-	$-
Initial measurement at February 8, 2021	10,534,340	18,515,000	29,049,340
Change in valuation inputs or other assumptions	957,661	1,207,500	2,165,161

Fair value as of March 31, 2021	$11,492,001	$19,722,500	31,214,501
Change in valuation inputs or other assumptions	(368,334)	-	(368,334)
	-	(19,722,500)	(19,722,500)
Fair value as of June 30, 2021	$11,123,667	$-	$11,123,667

The Company transferred $19,722,500 of Public Warrants from Level 3 to Level 1 in the three months ended June 30, 2021.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through August 16, 2021. All subsequent events required to be disclosed are included in these financial statements.

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

The Registration Statement for our initial public offering was declared effective on February 3, 2021 (the “Public Offering”). On February 8, 2021, we consummated the Public Offering of 40,250,000 units (the “Units”), including Over-allotment Units, as described below, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring transaction costs of approximately $22.8 million, consisting of $8.05 million of underwriting fees, $14.1 million of deferred underwriting fees and approximately $0.65 million of other offering costs.

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

Approximately $402.5 million of the net proceeds of the Public Offering (including Over-allotment Units) were deposited into a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

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

Proposed Business Combination

Business Combination Agreement

On May 25, 2021, the Company, Tritium Holdings Pty Ltd, an Australian proprietary company limited by shares (“Tritium”), Tritium DCFC Limited, an Australian public company limited by shares (“NewCo”) and Hulk Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company, Newco, Tritium and all existing shareholders of Tritium will enter into a share transfer agreement (the “Share Transfer Agreement”) pursuant to which the holders of all of the shares in the capital of Tritium (“Tritium Shares”) will transfer their Tritium Shares to NewCo in exchange for an aggregate of 120,000,000 fully paid ordinary shares in the capital of NewCo valued at $10.00 per share (“NewCo Ordinary Shares”) to be issued simultaneously with the issuance of NewCo Ordinary Shares in connection with the Merger (as defined below) (the “Share Transfer”) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of NewCo (the “Merger”). In connection with the Merger, (i) each holder of warrants to purchase shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), will receive in exchange an equal number of warrants to purchase NewCo Ordinary Shares and (ii) each holder of Class A Common Stock will receive in exchange an equal number of NewCo Ordinary Shares.

Amended and Restated Registration Rights Agreement

Concurrently with the closing of the Business Combination (the “Closing”), the Company will amend and restate its registration rights agreement, dated February 3, 2021 (as amended and restated, the “Registration Rights Agreement”), pursuant to which NewCo will agree that, within 30 calendar days after the Closing, NewCo will file with the SEC (at NewCo’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to certain existing shareholders of the Company and Tritium (the “Resale Registration Statement”), and NewCo will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the holders can demand NewCo’s assistance with underwritten offerings and block trades. The holders will be entitled to customary piggyback registration rights.

Lock-Up Agreements

Concurrently with the Closing, all existing shareholders of Tritium, or their attorney-in-fact, will enter into a Lock-Up Agreement (the “Lock-Up Agreement”) with NewCo, Tritium and the Company pursuant to which they will agree, subject to certain customary exceptions, not to (i) effect any sale of, offer to sell, contract or agreement to sell, hypothecate, pledge, grant of any option to purchase or otherwise dispose of or agreement to dispose of, directly or indirectly, or establishment or increase of a put equivalent position or liquidation with respect to or decrease of a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder with respect to, any securities of NewCo, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any securities of NewCo, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) make any public announcement of any intention to effect any transaction specified in clause (i) or (ii), for six months after the Closing of the Business Combination.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into a letter agreement with the Company, NewCo and Tritium (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (i) waive the anti-dilution rights set forth in the Company’s amended and restated certificate of incorporation with respect to shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) held by it, (ii) vote all the Class A Common Stock and Founder Shares held by it in favor of the adoption and approval of the Business Combination Agreement and the Business Combination, (iii) not transfer the Founder Shares (or NewCo Ordinary Shares issuable upon conversion thereof in the Merger) until the earlier of (a) one year after the Closing or (b) subsequent to the Closing, (x) if the last sale price of the NewCo Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) the date on which NewCo completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s shareholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property and (iv) not transfer any warrants (or NewCo Ordinary Shares issued or issuable upon the exercise of the warrants) until 30 days after the Closing.

Commitment Agreement

In connection with the execution of the Business Combination Agreement, each of St Baker Energy Holdings Pty Ltd, as trustee for the St Baker Energy Innovation Trust, Ilwella Pty Ltd, Varley Holdings Pt. Limited and Finnmax Pty Ltd, as trustee for The Finn Family Trust (collectively, the “Committed Shareholders”) entered into a Commitment agreement (the “Commitment Agreement”) with NewCo and the Company pursuant to which, among other things, the Committed Shareholders agreed to execute and deliver the Share Transfer Agreement to the Company.

Termination Fee Side Letter

In connection with the execution of the Business Combination Agreement, the Committed Shareholders and the Company entered into a Letter Agreement (the “Termination Fee Side Letter”) pursuant to which the Committed Shareholders agreed to pay, and cause certain other existing shareholders of Tritium to pay, to the Company a termination fee of $50,000,000 if the Business Combination Agreement is terminated by the Company or Tritium as a result of a certain shareholder of Tritium’s acquisition of securities of Tritium (other than the acquisition of securities (a) not in accordance with the Shareholders’ Deed from another Tritium shareholder, (b) of a de minimis amount from another Tritium shareholder or (c) newly issued securities directly from Tritium and without violation of the Business Combination Agreement) pursuant to the Shareholders’ Deed.

Recent Developments

Amendment to Business Combination Agreement

On July 27, 2021, the Company, Tritium, NewCo and Merger Sub entered into the First Amendment to the Business Combination Agreement (the “Amendment”). The Amendment provides that (i) the obligations of Tritium, NewCo and Merger Sub to consummate the Business Combination are subject to the condition that the sum of (A) the amount of cash in the Company’s trust account and (B) the amount of cash proceeds to NewCo resulting from any private placements of New Ordinary Shares be not less than $200,000,000 and (ii) the parties will use reasonable best efforts to consummate any private placements of NewCo Ordinary Shares.

PIPE Financing

On July 27, 2021, the Company, NewCo and Palantir Technologies Inc. (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and NewCo agreed to issue and sell to the Investor, immediately prior to or substantially concurrently with the closing of the Business Combination, 1,500,000 NewCo Ordinary Shares (the “PIPE Shares”) at a purchase price of $10.00 per share, for gross proceeds of $15,000,000 (the “PIPE Financing”). The PIPE Financing is contingent upon, among other things, the consummation of the Business Combination.

The PIPE Shares to be issued pursuant to the Subscription Agreement will not be registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. Pursuant to the Subscription Agreement, NewCo agreed that, within 30 calendar days after the closing of the PIPE Financing, NewCo will file with the Securities and Exchange Commission (the “SEC”) (at NewCo’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and NewCo will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

Results of Operations

Our only activities from inception through June 30, 2021 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended June 30, 2021, we had a net loss of approximately $0.7 million, which consisted of approximately $1.1 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $0 in offering costs allocated to warrant liabilities and $0.5 million gain due to the change in the fair value of warrant liabilities, offset by interest earned on marketable securities held in the Trust Account of $6,012.

For the six months ended June 30, 2021, we had a net loss of approximately $7.8 million, which consisted of approximately $5.0 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $1.0 million of offering costs allocated to warrant liabilities and $1.6 million due to the change in the fair value of warrant liabilities, offset by interest earned on marketable securities held in the Trust Account of $9,382.

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

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, which is described in Note 4, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and one year from the date of issuance of these financial statements.

As of June 30, 2021, there were no amounts outstanding under any working capital loans.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $48,571 for the six months ended June 30, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

As of June 30, 2021, we recorded an aggregate of approximately $48,571 in related party expenses which have been paid in full.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Common stock subject to possible redemption

We account for the Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Impact of COVID-19

Our Sponsor continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance date.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that because of a material weakness in our internal control over financial reporting related to the reclassification of our warrants and other accounting matters described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 28, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity, in accordance with ASC 815. Since issuance on March 26, 2021, our warrants, which include (i) 11,666,667 redeemable warrants included as a part of the Units issued by us in the Public Offering (the “Public Warrants”) and (ii) 6,666,667 Private Placement Warrants (together with the Public Warrants, the “Warrants”), were accounted for as equity within our financial statements.

Other than as described herein, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances leading to the revision of the financial statements were not yet identified. After consideration of the guidance in the SEC Staff Statement, we concluded that the Warrants should be accounted for as a liability and measured at fair value with changes in fair value for each period reported in our statement of operations. We have reflected this revision as a correction in our financial statements as of and for the period from January 29, 2021 (inception) to March 31, 2021.

In light of the foregoing, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have provided enhanced access to accounting literature, research materials and documents, performed an analysis to ensure that our financial statements are in accordance with generally accepted accounting principles and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan continue to be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As of June 30, 2021, this has not been fully remediated

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

On April 12, 2021, the SEC Staff issued the SEC Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of June 30, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of May 25, 2021, by and among Decarbonization Plus Acquisition Corporation II, Tritium Holdings Pty Ltd, Tritium DCFC Limited and Hulk Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on May 26, 2021)

2.2

First Amendment to Business Combination Agreement, dated as of July 27, 2021, by and among Decarbonization Plus Acquisition Corporation II, Tritium Holdings Pty Ltd, Tritium DCFC Limited and Hulk Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current Report on Form 8-K (File No. 001-40000) filed with the SEC on May 26, 2021)

3.1

Amended and Restated Certificate of Incorporation of Decarbonization Plus Acquisition Corporation II (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on February 9, 2021)

3.2

Bylaws of Decarbonization Plus Acquisition Corporation II (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-251980) filed with the SEC on January 8, 2021)

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

4.4

Warrant Agreement, dated February 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on February 9, 2021)

10.1

Sponsor Support Agreement, dated as of May 25, 2021, by and among Decarbonization Plus Acquisition Sponsor II LLC, Decarbonization Plus Acquisition Corporation II, Tritium DCFC Limited and Tritium Holdings Pty Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on May 26, 2021)

10.2

Commitment Agreement, dated as of May 25, 2021, by and among Decarbonization Plus Acquisition Corporation II, Tritium DCFC Limited and certain shareholders of Tritium Holdings Pty Ltd (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on May 26, 2021)

10.3

Termination Fee Side Letter, dated as of May 25, 2021, by and among Decarbonization Plus Acquisition Corporation II and certain shareholders of Tritium Holdings Pty Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40000) filed with the SEC on May 26, 2021)

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

DECARBONIZATION PLUS ACQUISITION CORPORATION II

Date: August 17, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)