Form 10-Q
period 2021-09-30
Decarbonization Plus Acquisition Corp II
filed 2021-11-15
CIK 1836154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 40,250,000 shares of Class A common stock, par value $0.0001 per share, and 10,062,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION II

BALANCE SHEETS

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash	$-	$325,000
Prepaid insurance	668,538	-
Total Current Assets	668,538	325,000
Investments held in Trust Account	402,515,460	-
Prepaid insurance	230,738	-
Deferred offering costs	-	164,788
Total assets	$403,414,781	$489,788
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable - offering costs (affiliate)	$-	$117,288
Accounts payable - affiliate	1,137,323	973
Accrued expenses	2,733,750	-
Accounts payable - franchise tax	128,219	-
Sponsor note payable	-	300,000
Accrued offering expenses	437,500	47,500
Total current liabilities	4,436,792	465,761
Warrant liabilities	25,563,500	-
Deferred underwriting fee payable	14,087,500	-
Total liabilities	$44,087,792	$465,761
COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, 40,250,000 and no shares at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	402,500,000	-
Stockholders' (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding (excluding 40,250,000 shares and no shares subject to possible redemption at September 30, 2021 and December 30, 2021, respectively)	-	-
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	-	23,994
Accumulated deficit	(43,174,017)	(973)
Total stockholders' (deficit) equity	(43,173,011)	24,027
Total liabilities and stockholders' (deficit) equity	$403,414,781	$489,788

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Operating expenses:
General and administrative expenses	$765,440	$5,781,741
Franchise tax expense	50,411	128,219
Loss from operations	(815,851)	(5,909,960)
Other income (expense):
Interest earned on investments held in Trust Account	6,078	15,460
Offering costs allocated to warrant liabilities	-	(1,048,296)
Change in fair value of warrant liabilities	5,148,501	3,485,840
Net income (loss)	4,338,728	(3,456,956)

Weighted average number of shares of Class A common stock, basic and diluted	40,250,000	34,626,838

Income (Loss)/Basic and diluted Class A common stock	$0.09	$(0.08)
Weighted average number of shares of Class B common stock, basic and diluted	10,062,500	10,062,500

Income (Loss)/Basic and diluted Class B common stock	$0.09	$(0.08)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2021	-	$-	10,062,500	$1,006	$23,994	$(973)	$24,027
Excess of proceeds over the fair value of Private Placement Warrants	-	-	-	-	515,667	-	515,667
Accretion of Class A common stock to redemption amount	-	-	-	-	(539,661)	(39,716,088)	(40,255,749)
Net loss	-	-	-	-	-	(7,100,141)	(7,100,141)
Balance as of March 31, 2021 (unaudited)	-	$-	10,062,500	$1,006	$-	$(46,817,202)	$(46,816,196)
Net loss	-	-	-	-	-	(695,543)	(695,543)
Balance as of June 30, 2021 (unaudited)	-	$-	10,062,500	$1,006	$-	$(47,512,745)	$(47,511,739)
Net income	-	-	-	-	-	4,338,728	4,338,728
Balance as of September 30, 2021 (unaudited)	-	$-	10,062,500	$1,006	$-	$(43,174,017)	$(43,173,011)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION II

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash flow from operating activities:
Net loss	(3,456,956)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,485,840)
Offering costs allocated to warrant liabilities	1,048,296
Interest earned on investments held in Trust Account	(15,460)
Changes in operating assets and liabilities:
Accounts payable	1,136,350
Franchise tax payable	128,219
Accrued expenses	2,733,750
Prepaid insurance	(899,321)
Net cash used in operating activities	(2,810,962)
Cash flows from investing activities:
Cash deposited into Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)
Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	394,450,000
Proceeds from sale of Private Placement Warrants	11,050,000
Payment of offering costs	(214,038)
Payment of sponsor note	(300,000)
Net cash provided by financing activities	404,985,962
Net decrease in cash	(325,000)
Cash at beginning of period	325,000
Cash at end of period	$-
Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$14,087,500

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

At September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on February 3, 2021. On February 8, 2021, the Company consummated the Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the exercise in full of the underwriters’ option to purchase an additional 5,250,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $402,500,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 7,366,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Decarbonization Plus Acquisition Sponsor II LLC (the “Sponsor”) and the Company’s independent directors, generating gross proceeds of $11,050,000, which is described in Note 5.

Transaction costs amounted to $22,789,038, consisting of $8,050,000 of underwriting fees, $14,087,500 of deferred underwriting fees and $651,538 of other offering costs.

Following the closing of the Initial Public Offering on February 8, 2021, an amount of $402,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States. The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that are properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under the NASDAQ Capital Market rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but net of any taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had a cash balance of $0, but the Company has access to Working Capital Loans (as defined below) from the Sponsor, which is described in Note 5, to partially cover the working capital deficit of approximately $3.9 million as of September 30, 2021. This excludes interest income of approximately $15,460 from the Company’s investment in the Trust Account which is available to the Company for tax obligations. Through September 30, 2021, the Company has not withdrawn any interest income from the Trust Account to pay its income and franchise taxes.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, which is described in Note 5, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Initial Business Combination and one year from the date of issuance of these financial statements.

Note 2 – Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ over-allotment, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering balance sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements at the Initial Public Offering is reflected in the following table:

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	350,683,800	51,816,200	402,500,000
Class A common stock	518	(518)	-
Class B common stock	1,006	-	1,006
Additional paid-in capital	12,099,594	(12,099,594)	-
Accumulated deficit	(7,101,114)	(39,716,088)	(46,817,202)
Total Stockholders’ Equity (Deficit)	5,000,004	(51,816,200)	(46,816,196)

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instruction to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, the (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle Warrants (as defined below), as calculated using the treasury stock method. At September 30, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. Since the exercise of Warrants are contingent upon the occurrence of future events, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (cont.)

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company utilized a Monte Carlo simulation model to value the Public Warrant (as defined below) liabilities at the date of the Initial Public Offering and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period, and utilizes a Black-Scholes model to value the Private Placement Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations (see Note 8).

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 9 for additional information on assets and liabilities measured at fair value.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

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

Cash and cash equivalents

Cash includes amounts held at banks with an original maturity of less than six months. As of September 30, 2021, and December 31, 2020, the Company held $0 and $325,000, respectively, in cash and no cash equivalents.

Common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 40,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. At December 31, 2020, there were no shares of Class A common stock outstanding.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 are reconciled in the following table:

Gross Proceeds	$402,500,000
Proceeds Allocated to Public Warrants	(18,515,000)
Class A share offering costs	(21,740,742)
Accretion of carrying value to redemption value	40,255,742
Class A common stock subject to possible redemption	$402,500,000

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $22,789,038 upon the completion of the Initial Public Offering.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

The Company complies with the requirements of ASC 852-10. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company recorded $21,740,742 of offering costs as a reduction of temporary equity in connection with the Public Shares included in the Units. The Company immediately expensed $1,048,296 of offering costs in connection with the Public Warrants (as defined below) included in the Units that were classified as liabilities.

As of September 30, 2021 and December 31, 2020, the Company had $0 and $164,788, respectively, of deferred offering costs on the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The deferred tax assets are de minimus as of September 30, 2021 and December 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets and provision for income taxes were deemed to be de minimis as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 4 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 40,250,000 Units, at a purchase price of $10.00 per Unit.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each whole redeemable warrant included in the Units, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 — Related Party Transactions

Founder Shares

On December 8, 2020, the Sponsor purchased 5,750,000 Founder Shares for an aggregate price of $25,000, or approximately $0.004 per share. On January 15, 2021, the Company effected a stock dividend with respect to its Founder Shares of 4,312,500 shares thereof, resulting in the Sponsor holding an aggregate of 10,062,500 Founder Shares. All share and per share amounts have been retroactively restated. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to an aggregate of 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares represented 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

On February 3, 2021, the Company, the Sponsor and the Company’s independent directors entered into several securities agreements, pursuant to which the Company issued an aggregate of 400,000 Founder Shares and the Sponsor agreed to forfeit 400,000 Founder Shares at no cost, which were cancelled by the Company. On February 4, 2021, the underwriters fully exercised their over-allotment option; thus, the 1,312,500 Founder Shares were no longer subject to forfeiture. In April 2021, Michael Warren, in connection with his resignation from the Company’s board of directors, forfeited 40,000 Founder Shares, and 40,000 Founder Shares were issued to the Sponsor. The Sponsor and the Company’s independent directors have waived their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor and the Company’s independent directors agree to waive their right to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

       Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Company’s independent directors purchased an aggregate of 7,366,667 Private Placement Warrants, including 700,000 additional Private Placement Warrants as a stipulation for the over-allotment option being fully exercised, at a price of $1.50 per whole Warrant (as defined below) or $11,050,000 in the aggregate (see Note 4 for further information regarding the accounting treatment of the Private Placement Warrants).

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

The Sponsor and the Company’s independent directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Registration Rights

Pursuant to a registration rights agreement entered into on February 3, 2021, the holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (as defined below) (the “Working Capital Warrants”), if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock). These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

As of September 30, 2021, the Company owed the Sponsor $962,323 for additional expenses paid on its behalf.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $78,571, respectively, of monthly fees to the affiliate of the Sponsor, which were outstanding at September 30, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into Working Capital Warrants of the post-business combination entity at the price of $1.50 per Working Capital Warrant at the option of the lender. Such Working Capital Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2021, and December 31, 2020 the Company had no borrowings under any Working Capital Loans.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,087,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On May 25, 2021, the Company, Tritium Holdings Pty Ltd, an Australian proprietary company limited by shares (“Tritium”), Tritium DCFC Limited, an Australian public company limited by shares (“NewCo”) and Hulk Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company, NewCo, Tritium and all existing shareholders of Tritium will enter into a share transfer agreement (the “Share Transfer Agreement”) pursuant to which the holders of all of the shares in the capital of Tritium (the “Tritium Shares”) will transfer their Tritium Shares to NewCo in exchange for an aggregate of 120,000,000 fully paid ordinary shares in the capital of NewCo valued at $10.00 per share (the “NewCo Ordinary Shares”) to be issued simultaneously with the issuance of NewCo Ordinary Shares in connection with the Merger (as defined below) (the “Share Transfer”) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of NewCo (the “Merger”). In connection with the Merger, (i) each holder of warrants to purchase shares of the Company’s Class A common stock, par value $0.0001 per share, will receive in exchange an equal number of warrants to purchase NewCo Ordinary Shares and (ii) each holder of Class A common stock will receive in exchange an equal number of NewCo Ordinary Shares. Please see the Form 8-K filed with the SEC on May 26, 2021 for additional information.

On July 27, 2021, the Company, Tritium, NewCo and Merger Sub entered into the First Amendment to the Business Combination Agreement (the “Amendment”). The Amendment provides that (i) the obligations of Tritium, NewCo and Merger Sub to consummate the Business Combination are subject to the condition that the sum of (A) the amount of cash in the Company’s Trust Account and (B) the amount of cash proceeds to NewCo resulting from any private placements of NewCo Ordinary Shares be not less than $200,000,000 and (ii) the parties will use reasonable best efforts to consummate any private placements of NewCo Ordinary Shares.

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

The PIPE Shares to be issued pursuant to the Subscription Agreement will not be registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. Pursuant to the Subscription Agreement, NewCo agreed that, within 30 calendar days after the closing of the PIPE Financing, NewCo will file with the SEC (at NewCo’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and NewCo will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 7 — Stockholders’ (Deficit) Equity

Common Stock

The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2021, and December 31, 2020, there were 40,250,000 and 0 shares, respectively, of Class A common stock issued and outstanding  subject to possible redemption. At September 30, 2021 and December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations (the “Preferred Stock”), voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, and December 31, 2020 there were no shares of Preferred Stock issued or outstanding.

Note 8 — Warrants

Each whole warrant (the Public Warrants, Private Placement Warrants and Working Capital Warrants, collectively, the “Warrants”) entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of our Initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation, as described in the Company’s Initial Public Offering prospectus. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade.

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

The Company has not registered the shares of Class A common stock issuable upon exercise of the Warrants. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of its Initial Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 8 — Warrants (cont.)

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

As of September 30, 2021, there were 13,416,667 Public Warrants and 7,366,667 Private Placement Warrants outstanding. As of December 31, 2020, there were no Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on its balance sheet in accordance with the guidance contained in ASC 815.

The warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of warrant liabilities of $5,148,501 and $3,485,840, respectively, within change in fair value of warrant liabilities in the Statement of Operations during the three and nine month period ended September 30, 2021.

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

At September 30, 2021, assets held in the Trust Account were comprised of $402,515,460 in money market funds which are invested in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay its franchise and income tax obligations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$402,515,460	$402,515,460	-	$-
Liabilities:
Warrant liability – Public Warrants	$16,502,500	$16,502,500	$-	$-
Warrant liability – Private Placement Warrants	$9,061,000	$-	$-	$9,061,000

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2020.

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

The significant unobservable inputs used in the Monte Carlo simulation model to value the Public Warrants at the date of the Initial Public Offering and the Black-Scholes model to measure the Private Placement Warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

As of September 30, 2021
Stock price	$9.87
Strike price	$11.50
Term (in years)	5.17
Volatility	18.2%
Risk-free rate	1.00%
Dividend yield	-%
Fair value of warrants	$1.23

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

The following table provides a summary of the changes in fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of December 31, 2020	$-	$-	$-
Initial measurement at February 8, 2021	10,534,340	18,515,000	29,049,340
Change in valuation inputs or other assumptions	957,661	1,207,500	2,165,161

Fair value as of March 31, 2021	$11,492,001	$19,722,500	$31,214,501
Change in valuation inputs or other assumptions	(368,334)	-	(368,334)
Transferred to Level 1		(19,722,500)	(19,722,500)
Fair value as of June 30, 2021	$11,123,667	$-	$ 11,123,667
Change in valuation inputs or other assumptions	(2,062,667)	-	(2,062,667)
Fair value as of September 30, 2021	$9,061,000	$-	$9,061,000

The Company transferred $19,722,500 of Public Warrants on the date of the Initial Public Offering from Level 3 to Level 1 in the nine months ended September 30, 2021. Upon trading separately, the Public Warrants had observable market prices qualifying for Level 1 treatment.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through November [●], 2021. There are no subsequent events required to be disclosed.

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

The registration statement for our initial public offering was declared effective on February 3, 2021 (the “Public Offering”). On February 8, 2021, we consummated the Public Offering of 40,250,000 units (the “Units”), including Over-Allotment Units ( as defined below) at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring transaction costs of approximately $22.8 million, consisting of $8.05 million of underwriting fees, $14.1 million of deferred underwriting fees and approximately $0.65 million of other offering costs.

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

Simultaneously with the closing of the Public Offering, we consummated the sale of 7,366,667 private placement warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor and our independent directors (the “Private Placement”), generating gross proceeds of $11.05 million.

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

PIPE Financing

On July 27, 2021, the Company, NewCo and Palantir Technologies Inc. (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and NewCo agreed to issue and sell to the Investor, immediately prior to or substantially concurrently with the Closing, 1,500,000 NewCo Ordinary Shares (the “PIPE Shares”) at a purchase price of $10.00 per share, for gross proceeds of $15,000,000 (the “PIPE Financing”). The PIPE Financing is contingent upon, among other things, the consummation of the Business Combination.

The PIPE Shares to be issued pursuant to the Subscription Agreement will not be registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. Pursuant to the Subscription Agreement, NewCo agreed that, within 30 calendar days after the closing of the PIPE Financing, NewCo will file with the SEC (at NewCo’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and NewCo will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

Results of Operations

Our only activities from inception through September 30, 2021 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended September 30, 2021, we had a net income of approximately $4.3 million, which consisted of approximately $800,000 in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, and approximately $5.1 million in gains due to the change in the fair value of warrant liabilities, offset by interest earned on marketable securities held in the Trust Account of $6,078.

For the nine months ended September 30, 2021, we had a net loss of approximately $3.5 million, which consisted of approximately $6.0 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $1 million of offering costs allocated to warrant liabilities and approximately $3.5 million due to the change in the fair value of warrant liabilities, offset by interest earned on marketable securities held in the Trust Account of $15,460.

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

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, which is described in Note 5, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the initial business combination and one year from the date of issuance of these financial statements.

As of September 30, 2021, there were no amounts outstanding under any working capital loans.

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

In addition, $0.35 per Unit, or approximately $14.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $78,571 for the nine months ended September 30, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

As of September 30, 2021, we recorded an aggregate of approximately $78,571 in related party expenses which remain outstanding.

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

Warrant Liabilities

We account for the warrants issued in connection with our Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the fiscal quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment, as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified (see “Item 4. Controls and Procedures – Changes in Internal Control over Financial Reporting” contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021) and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021 (“2020 Annual Report ”) and in Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021 filed with the SEC on May 28, 2021 and August 18, 2021, respectively (“2021 Quarterly Reports”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2020 Annual Report and Part II, Item 1A “Risk Factors” in our 2021 Quarterly Reports.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION II

Date: November 15, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)