Form 10-Q/A
period 2021-09-30
Decarbonization Plus Acquisition Corp II
filed 2021-11-24
CIK 1836154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 23, 2021, 40,250,000 shares of Class A common stock, par value $0.0001 per share, and 10,062,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Decarbonization Plus Acquisition Corporation II (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q as of September 30, 2021 and for the quarterly period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original 10-Q”).

Background of Restatement

On November 22, 2021, the Board of Directors (the “Board”) of the Company, in consultation with management of the Company and upon the recommendation of the Audit Committee of the Board, concluded that, in light of recent guidance, it is appropriate to restate the Company’s previously issued audited balance sheet as of February 8, 2021, as previously restated in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 28, 2021 (the “Q1 Form 10-Q”); the Company’s unaudited quarterly financial statements as of and for the three months ended March 31, 2021 included in the Q1 Form 10-Q, and the Company’s unaudited quarterly financial statements as of and for the six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 18, 2021 (the “Q2 Form 10-Q” and, together with the Q1 Form 10-Q, the “Non-Reliance Financial Statements”). Considering such restatement, the Company concluded that the Non-Reliance Financial Statements should no longer be relied upon. This Amendment includes restatement of the Non-Reliance Financial Statements.

In connection with the preparation of its financial statements as of September 30, 2021, the Company’s management re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on February 8, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, the Company’s management determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its financial statements for the periods affected by the Non-Reliance Financial Statements. See Note 2 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. The Company does not expect these changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

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

Note 2 – Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ over-allotment, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Management determined that the Class A common stock issued in the Initial Public Offering and pursuant to the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

BALANCE SHEETS

	February 8, 2021	March 31, 2021	June 30, 2021
	Audited	Unaudited	Unaudited
Class A common stock subject to possible redemption
As Previously Reported	$356,735,620	$350,683,800	$349,988,257
Adjustment	$45,764,380	$51,816,200	$52,511,743
As Reported	$402,500,000	$402,500,000	$402,500,000
Class A common stock
As Previously Reported	$457	$518	$525
Adjustment	$(457)	$(518)	$(525)
As Reported	$-	$-	$-
Additional paid-in capital
As Previously Reported	$6,047,835	$12,099,594	$12,795,130
Adjustment	$(6,047,835)	$(12,099,594)	$(12,795,130)
As Reported	$-	$-	$-
Accumulated deficit
As Previously Reported	$(1,049,289)	$(7,101,114)	$(7,796,657)
Adjustment	$(39,716,088)	$(39,716,088)	$(39,716,088)
As Reported	$(40,765,377)	$(46,817,202)	$(47,512,745)
Total stockholders' (deficit) equity
As Previously Reported	$5,000,009	$5,000,004	$5,000,004
Adjustment	$(45,764,380)	$(51,816,200)	$(52,511,743)
As Reported	$(40,764,371)	$(46,816,196)	$(47,511,739)

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31, 2021	June 30, 2021	June 30, 2021
	Unaudited	Unaudited	Unaudited
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption
As Previously Reported	23,064,607	40,250,000	40,250,000
Adjustment	190,949	-	(8,450,276)
As Reported	23,255,556	40,250,000	31,799,724
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption
As Previously Reported	$0.00	$0.00	$0.00
Adjustment	$(0.21)	$(0.01)	$(0.19)
As Reported	$(0.21)	$(0.01)	$(0.19)
Basic and diluted net income (loss) per share, Class B non-redeemable common stock
As Previously Reported	$(0.71)	$(0.08)	$(0.78)
Adjustment	$0.50	$0.07	$0.59
As Reported	$(0.21)	$(0.01)	$(0.19)

STATEMENTS OF CASH FLOWS

	Three Months Ended	Six Months Ended
	March 31, 2021	June 30, 2021
	Unaudited	Unaudited
Initial classification of common stock subject to possible redemption
As Previously Reported	$356,735,620	$356,735,620
Adjustment	$(356,735,620)	$(356,735,620)
As Reported	$-	$-
Change in value of common stock subject to possible redemption
As Previously Reported	$(6,051,820)	$6,747,363
Adjustment	$6,051,820	$(6,747,363)
As Reported	$-	$-

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

Decarbonization Plus Acquisition Corporation II

NOTES TO FINANCIAL STATEMENTS

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

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through November 23, 2021. There are no subsequent events required to be disclosed.

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

For the three months ended September 30, 2021, we had a net income of approximately $4.3 million, which consisted of approximately $5.1 million in gains due to the change in the fair value of warrant liabilities and interest earned on marketable securities held in the Trust Account of $6,078, offset by approximately $800,000 in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans.

For the nine months ended September 30, 2021, we had a net loss of approximately $3.5 million, which consisted of approximately $5.8 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, and $1 million of offering costs allocated to warrant liabilities, offset by approximately $3.5 million in gains due to the change in the fair value of warrant liabilities and interest earned on marketable securities held in the Trust Account of $15,460.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex features of the Class A Common Stock, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly

Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than as set forth below, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Company’s management determined that the Class A Common Stock issued in the Public Offering and pursuant to the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A Common Stock subject to possible redemption, resulting in the Class A Common Stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A Common Stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A Common Stock. In addition, the earnings per share calculation should have allocated income and losses pro rata between two classes of shares. See Note 2 for further information regarding the restatement.

In light of this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and improving identification of third-party professionals with whom to consult regarding complex accounting applications. Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION II

Date: November 23, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)